Form 10-Q
period 2014-09-30
PC Nextco Holdings, LLC; PC Nextco Finance, Inc.
filed 2014-11-13
CIK 1610754, 1610758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(914) 345-2020

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether PC Nextco Holdings, LLC is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether PC Nexcto Finance, Inc. is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether PC Nextco Holdings, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether PC Nextco Finance, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2014, PC Nextco Holdings, LLC’s sole membership interest was owned by Party City Holdco Inc. As of November 12, 2014, 100.00 shares of PC Nextco Finance, Inc. common stock were outstanding. Neither PC Nextco Holdings, LLC’s membership interest, nor PC Nextco Finance, Inc.’s common stock is publicly traded.

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

PC NEXTCO HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2014	December 31, 2013
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$29,095	$25,645
Accounts receivable, net	182,639	139,539
Inventories, net	694,396	524,361
Prepaid expenses and other current assets	87,370	76,708

Total current assets	993,500	766,253
Property, plant and equipment, net	240,899	235,146
Goodwill	1,560,515	1,561,707
Trade names	569,929	570,141
Other intangible assets, net	112,618	129,408
Other assets, net	57,247	64,879

Total assets	$3,534,708	$3,327,534

LIABILITIES, REDEEMABLE COMMON SECURITIES AND MEMBER’S EQUITY
Current liabilities:
Loans and notes payable	$216,005	$36,047
Accounts payable	214,719	150,782
Accrued expenses	163,359	158,491
Income taxes payable	0	16,870
Current portion of long-term obligations	12,373	13,452

Total current liabilities	606,456	375,642
Long-term obligations, excluding current portion	2,130,252	2,134,987
Deferred income tax liabilities	310,699	318,173
Deferred rent and other long-term liabilities	50,160	23,445

Total liabilities	3,097,567	2,852,247

Redeemable common securities	34,312	23,555

Commitments and contingencies

Member’s equity:
Contributed capital	444,485	452,974
Accumulated deficit	(38,971)	(6,650)
Accumulated other comprehensive (loss) income	(2,685)	5,408

Total member’s equity	402,829	451,732

Total liabilities, redeemable common securities and member’s equity	$3,534,708	$3,327,534

See accompanying notes to unaudited condensed consolidated financial statements.

PC NEXTCO HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2014	2013
Revenues:
Net sales	$538,671	$483,585
Royalties and franchise fees	3,990	3,815

Total revenues	542,661	487,400

Expenses:
Cost of sales	354,525	322,683
Wholesale selling expenses	18,244	17,038
Retail operating expenses	95,571	90,403
Franchise expenses	3,537	3,368
General and administrative expenses	37,135	38,389
Art and development costs	4,871	4,782

Total expenses	513,883	476,663

Income from operations	28,778	10,737

Interest expense, net	39,218	37,887

Other (income) expense, net	(116)	1,510

Loss before income taxes	(10,324)	(28,660)
Income tax benefit	(1,482)	(12,676)

Net loss	(8,842)	(15,984)
Less: net income attributable to noncontrolling interests	0	45

Net loss attributable to PC Nextco Holdings, LLC	$(8,842)	$(16,029)

Comprehensive loss	$(20,968)	$(7,160)
Less: comprehensive income attributable to noncontrolling interests	0	18

Comprehensive loss attributable to PC Nextco Holdings, LLC	$(20,968)	$(7,178)

See accompanying notes to unaudited condensed consolidated financial statements.

PC NEXTCO HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Revenues:
Net sales	$1,455,073	$1,323,216
Royalties and franchise fees	12,149	11,961

Total revenues	1,467,222	1,335,177

Expenses:
Cost of sales	933,424	877,258
Wholesale selling expenses	54,870	51,091
Retail operating expenses	261,524	245,252
Franchise expenses	10,333	9,872
General and administrative expenses	107,587	107,718
Art and development costs	14,495	14,480

Total expenses	1,382,233	1,305,671

Income from operations	84,989	29,506

Interest expense, net	117,103	103,561

Other expense, net	4,435	15,991

Loss before income taxes	(36,549)	(90,046)
Income tax benefit	(4,228)	(34,437)

Net loss	(32,321)	(55,609)
Less: net income attributable to noncontrolling interests	0	224

Net loss attributable to PC Nextco Holdings, LLC	$(32,321)	$(55,833)

Comprehensive loss	$(40,414)	$(56,664)
Less: comprehensive income attributable to noncontrolling interests	0	201

Comprehensive loss attributable to PC Nextco Holdings, LLC	$(40,414)	$(56,865)

See accompanying notes to unaudited condensed consolidated financial statements.

PC NEXTCO HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY

(Unaudited)

(Amounts in thousands)

	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Member’s Equity

Balance at December 31, 2013	$452,974	$(6,650)	$5,408	$451,732
Net loss		(32,321)		(32,321)
Equity based compensation	1,187			1,187
Adjustment of Party City Holdco redeemable common shares	(9,713)			(9,713)
Exercise of Party City Holdco stock options	37			37
Foreign currency adjustments			(8,548)	(8,548)
Impact of foreign exchange contracts, net of taxes			455	455

Balance at September 30, 2014	$444,485	$(38,971)	$(2,685)	$402,829

See accompanying notes to unaudited condensed consolidated financial statements.

PC NEXTCO HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(32,321)	$(55,609)
Less: net income attributable to noncontrolling interests	0	224

Net loss attributable to PC Nextco Holdings, LLC	(32,321)	(55,833)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	60,995	70,960
Amortization of deferred financing costs and original issuance discount	12,437	16,886
Provision for doubtful accounts	1,192	574
Deferred income tax benefit	(6,181)	(13,749)
Deferred rent	11,676	11,706
Undistributed loss in unconsolidated joint venture	846	311
Loss on disposal of equipment	2,305	329
Equity based compensation	1,187	1,741
Changes in operating assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(47,490)	(35,488)
Increase in inventories	(171,195)	(82,379)
Increase in prepaid expenses and other current assets	(2,035)	(12,853)
Increase in accounts payable, accrued expenses and income taxes payable	55,823	34,459

Net cash used in operating activities	(112,761)	(63,336)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(2,152)	(48,644)
Capital expenditures	(52,944)	(42,143)
Proceeds from disposal of property and equipment	951	215

Net cash used in investing activities	(54,145)	(90,572)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,139,953)	(1,149,145)
Proceeds from loans, notes payable and long-term obligations	1,310,166	1,659,103
Exercise of stock options of Member	1,081	0
Dividend distribution	0	(338,015)
Capital contributions	0	750
Debt issuance costs	(373)	(9,822)

Net cash provided by financing activities	170,921	162,871
Effect of exchange rate changes on cash and cash equivalents	(565)	28

Net increase in cash and cash equivalents	3,450	8,991
Cash and cash equivalents at beginning of period	25,645	20,899

Cash and cash equivalents at end of period	$29,095	$29,890

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$132,934	$105,695
Income taxes, net of refunds	$14,574	$21,152

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

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Finished goods	$665,113	$501,229
Raw materials	20,709	15,921
Work in process	8,574	7,211

	$694,396	$524,361

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

PC NEXTCO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

On July 27, 2012, PC Merger Sub, Inc., a wholly-owned subsidiary of PC Intermediate, merged into Party City Holdings, with Party City Holdings being the surviving entity (“the Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations and on hand at July 27, 2012. Such adjustment increased the Company’s cost of sales during the three months ended September 30, 2014 and September 30, 2013 by $550 and $2,616, respectively, as the related inventory was sold. Additionally, such adjustment increased the Company’s cost of sales during the nine months ended September 30, 2014 and September 30, 2013 by $3,356 and $21,979, respectively, as the related inventory was sold. At September 30, 2014 and December 31, 2013, $2,543 and $5,899 of the adjustment remained in finished goods, respectively.

Note 4 – Income Taxes

As PC Nextco Holdings, LLC is a limited liability company, it is not a taxable entity and it does not record an income tax provision for activity at PC Nextco Holdings, LLC. Therefore, the income tax expense/benefit in the consolidated financial statements of PC Nextco is equal to the income tax expense/benefit of PC Nextco’s consolidated subsidiaries. The income tax benefit for activity at PC Nextco Holdings, LLC, which principally relates to the $350,000 Senior PIK Toggle Notes (“Nextco Notes”), flows to PC Nextco’s parent and single member, Party City Holdco. The amount of such benefit during the three and nine months ended September 30, 2014 was $3,431 and $9,455, respectively. The amount of such benefit during both the three and nine months ended September 30, 2013 was $2,010 as the Nextco Notes were issued in August 2013.

PC NEXTCO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 5 – Changes in Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income consisted of the following:

	Three Months Ended September 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at June 30, 2014	$9,815	$(374)	$9,441
Other comprehensive (loss) income before reclassifications, net of income tax	(12,625)	332	(12,293)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	167	167

Net current-period other comprehensive (loss) income	(12,625)	499	(12,126)

Balance at September 30, 2014	$(2,810)	$125	$(2,685)

	Three Months Ended September 30, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at June 30, 2013	$(3,839)	$156	$(3,683)
Other comprehensive income (loss) before reclassifications, net of income tax	9,051	(185)	8,866
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	(15)	(15)

Net current-period other comprehensive income (loss)	9,051	(200)	8,851
Acquisition of noncontrolling interest	(639)	0	(639)

Balance at September 30, 2013	$4,573	$(44)	$4,529

PC NEXTCO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive (loss) income before reclassifications, net of income tax	(8,548)	172	(8,376)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	283	283

Net current-period other comprehensive (loss) income	(8,548)	455	(8,093)

Balance at September 30, 2014	$(2,810)	$125	$(2,685)

	Nine Months Ended September 30, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at December 31, 2012	$6,425	$(225)	$6,200
Other comprehensive (loss) income before reclassifications, net of income tax	(1,213)	18	(1,195)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	163	163

Net current-period other comprehensive (loss) income	(1,213)	181	(1,032)
Acquisition of noncontrolling interest	(639)	0	(639)

Balance at September 30, 2013	$4,573	$(44)	$4,529

PC NEXTCO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 6 – Member’s Equity

Under the terms of Party City Holdco’s stockholders’ agreement, dated July 27, 2012, Party City Holdco has an option to purchase all of the shares of common stock held by former employees. Additionally, employee stockholders who die or become disabled while employed can require Party City Holdco to purchase all of the shares held by the employees. The aggregate amount that may be payable by the Company to current employee stockholders should they die or become disabled, based on the estimated fair market value of fully paid and vested common securities, totaled $34,312 and $23,555 at September 30, 2014 and December 31, 2013, respectively, and was classified as redeemable common securities on the Company’s condensed consolidated balance sheet, with a corresponding adjustment to additional paid-in capital. As there is no active market for the common stock, the Company estimates the fair value of the stock based on a valuation model, which is periodically substantiated by independent appraisals or third-party transactions, including acquisitions. The valuation model takes into consideration the fact that Party City Holdco’s stock is not marketable.

The changes in redeemable common securities during the nine months ended September 30, 2014 were as follows:

Balance at December 31, 2013	$23,555
Party City Holdco shares issued due to stock option exercises	1,044
Adjustment of Party City Holdco common shares to fair value	9,713

Balance at September 30, 2014	$34,312

During the nine months ended September 30, 2014, certain current employees exercised stock options for shares of Party City Holdco’s redeemable common stock. The stock options had an exercise price of $14,913 per share and, upon issuance, the shares were adjusted to fair value, with a corresponding adjustment to additional paid-in capital.

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

The Company’s industry segment data for the three months ended September 30, 2014 and September 30, 2013 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2014
Revenues:
Net sales	$423,967	$326,086	$750,053
Royalties and franchise fees	0	3,990	3,990

Total revenues	423,967	330,076	754,043
Eliminations	(211,382)	0	(211,382)

Net revenues	$212,585	$330,076	$542,661

Income (loss) from operations	$31,804	$(3,026)	$28,778

Interest expense, net			39,218
Other income, net			(116)

Loss before income taxes			$(10,324)

	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2013
Revenues:
Net sales	$379,629	$298,657	$678,286
Royalties and franchise fees	0	3,815	3,815

Total revenues	379,629	302,472	682,101
Eliminations	(194,701)	0	(194,701)

Net revenues	$184,928	$302,472	$487,400

Income (loss) from operations	$29,704	$(18,967)	$10,737

Interest expense, net			37,887
Other expense, net			1,510

Loss before income taxes			$(28,660)

PC NEXTCO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The Company’s industry segment data for the nine months ended September 30, 2014 and September 30, 2013 was as follows:

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2014
Revenues:
Net sales	$912,261	$968,101	$1,880,362
Royalties and franchise fees	0	12,149	12,149

Total revenues	912,261	980,250	1,892,511
Eliminations	(425,289)	0	(425,289)

Net revenues	$486,972	$980,250	$1,467,222

Income from operations	$58,377	$26,612	$84,989

Interest expense, net			117,103
Other expense, net			4,435

Loss before income taxes			$(36,549)

	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2013
Revenues:
Net sales	$808,834	$879,348	$1,688,182
Royalties and franchise fees	0	11,961	11,961

Total revenues	808,834	891,309	1,700,143
Eliminations	(364,966)	0	(364,966)

Net revenues	$443,868	$891,309	$1,335,177

Income (loss) from operations	$43,359	$(13,853)	$29,506

Interest expense, net			103,561
Other expense, net			15,991

Loss before income taxes			$(90,046)

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

The Company is an assignor with contingent lease liability for four stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At September 30, 2014, the maximum amount of the contingent lease obligations was approximately $1,274. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in member’s equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the nine months ended September 30, 2014.

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

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At September 30, 2014 and December 31, 2013, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2015.

PC NEXTCO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table displays the fair values of the Company’s derivatives at September 30, 2014 and December 31, 2013:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013

Foreign Exchange Contracts	(a) PP	$352	(a) PP	$0	(b) AE	$44	(b) AE	$597

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at September 30, 2014 and December 31, 2013:

Derivative Instrument	September 30, 2014	December 31, 2013

Foreign Exchange Contracts	$13,300	$33,250

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

PC NEXTCO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table shows assets and liabilities as of September 30, 2014 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of September 30, 2014
Derivative assets	$0	$352	$0	$352
Derivative liabilities	0	44	0	44

The following table shows assets and liabilities as of December 31, 2013 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of December 31, 2013
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	597	0	597

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2014 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,125,000 Term Loan Credit Agreement (“New Term Loan Credit Agreement”), its $700,000 Senior Notes (“New Senior Notes”) and its Nextco Notes are as follows:

	September 30, 2014
	Carrying Amount	Fair Value
New Term Loan Credit Agreement	$1,092,392	$1,087,761
New Senior Notes	700,000	757,750
Nextco Notes	347,171	354,900

The fair values of the New Term Loan Credit Agreement, New Senior Notes and Nextco Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at September 30, 2014 based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

As the New Term Loan Credit Agreement is a loan syndication, the Company assessed whether the debt modification should be accounted for as an extinguishment on a creditor-by-creditor basis. During the nine months ended September 30, 2014, the Company wrote-off $1,649 of costs incurred during the issuance of the debt and which were being amortized over the life of the debt. The amount was recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s condensed consolidated statement of cash flows. The remaining costs of $15,626 will continue to be amortized over the life of the debt, using the effective interest method. Additionally, during the nine months ended September 30, 2014, the Company recorded in other expense $642 of the net original issuance discount that existed as of the time of the amendment. The remainder of the discount, $6,087, will continue to be amortized over the life of the debt, using the effective interest method. Further, during the nine months ended September 30, 2014, the Company recorded in other expense $698 of the unamortized call premium that existed as of the time of the amendment. The remainder of the call premium, $6,611, will continue to be amortized over the life of the debt, using the effective interest method. Finally, in conjunction with the amendment, the Company incurred $1,555 of banker and legal fees; $1,407 of which was recorded in other expense during the nine months ended September 30, 2014. The rest of the costs, $148, will be amortized over the life of the debt, using the effective interest method.

As all term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,110,966, in both repayment of loans, notes payable and long-term obligations and proceeds from loans, notes payable and long-term obligations in the financing activities section of the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2014.

Note 12 – Business Interruption Proceeds

During October 2012, the Company’s operations were negatively impacted by Superstorm Sandy. During the three and nine months ended September 30, 2014, the Company received $875 and $4,591, respectively, of business interruption insurance proceeds related to the storm and the Company recorded the proceeds in Other (income) expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss.

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

Segments

Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, our e-commerce websites, including PartyCity.com, and our chain of temporary Halloween City locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events, particularly Halloween, and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, in 2013, our Halloween business represented approximately 25% of our total domestic retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.

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

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facilities use Adjusted EBITDA to measure compliance with certain covenants (see our annual report for further discussion).

Results of Operations

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
	(Dollars in thousands)
Revenues:
Net sales	$538,671	99.3%	$483,585	99.2%
Royalties and franchise fees	3,990	0.7	3,815	0.8

Total revenues	542,661	100.0	487,400	100.0

Expenses:
Cost of sales	354,525	65.3	322,683	66.2
Wholesale selling expenses	18,244	3.4	17,038	3.5
Retail operating expenses	95,571	17.6	90,403	18.5
Franchise expenses	3,537	0.7	3,368	0.7
General and administrative expenses	37,135	6.8	38,389	7.9
Art and development costs	4,871	0.9	4,782	1.0

Total expenses	513,883	94.7	476,663	97.8

Income from operations	28,778	5.3	10,737	2.2

Interest expense, net	39,218	7.2	37,887	7.8
Other (income) expense, net	(116)	(0.0)	1,510	0.3

Loss before income taxes	(10,324)	(1.9)	(28,660)	(5.9)

Income tax benefit	(1,482)	(0.3)	(12,676)	(2.6)

Net loss	(8,842)	(1.6)	(15,984)	(3.3)
Less: net income attributable to noncontrolling interests	0	0.0	45	0.0

Net loss attributable to PC Nextco Holdings, LLC	$(8,842)	(1.6%)	$(16,029)	(3.3%)

Revenues

Total revenues for the third quarter of 2014 were $542.7 million and were $55.3 million or 11.3% higher than the third quarter of 2013. The following table sets forth the Company’s total revenues for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$423,967	78.1%	$379,629	77.9%
Eliminations	(211,382)	(38.9)%	(194,701)	(40.0)%

Net wholesale	212,585	39.2%	184,928	37.9%
Retail	326,086	60.1%	298,657	61.3%

Total net sales	538,671	99.3%	483,585	99.2%
Royalties and franchise fees	3,990	0.7%	3,815	0.8%

Total revenues	$542,661	100.0%	$487,400	100.0%

Retail

Retail net sales during the third quarter of 2014 were $326.1 million and increased $27.4 million or 9.2% compared to the corresponding quarter of 2013. Retail net sales at our Party City stores (including iParty stores acquired during May 2013) totaled $287.7 million and were $23.7 million or 9.0% higher than the corresponding quarter of 2013. In addition to the positive same-store sales noted below, the increase in sales at our Party City stores also reflects the operation of 23 additional stores during the third quarter of 2014 as 26 stores were opened, six stores were acquired and nine stores were closed during the twelve months ended September 30, 2014. Our global retail e-commerce sales totaled $32.8 million during the third quarter of 2014 and were $4.2 million or 14.7% higher than the third quarter of 2013. Same-store sales for the Party City brand (including domestic and Canadian retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 6.8% during the third quarter of 2014 due to a 5.2% increase in average transaction dollar size and a 1.6% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 6.6% due to a 4.9% increase in average transaction dollar size and a 1.7% increase in transaction count. Retail e-commerce sales included in our brand comp increased by 9.7% principally due to an increase in average transaction dollar size. Net sales at our temporary Halloween City stores were $5.6 million during the third quarter of 2014 and were principally consistent with 2013. Retail net sales were negatively impacted by $0.4 million compared to the corresponding quarter of 2013 due to the closure, prior to March 31, 2014, of our remaining outlet stores.

Wholesale

Wholesale net sales during the third quarter of 2014 totaled $212.6 million and were $27.7 million or 15.0% higher than during the third quarter of 2013. During the quarter, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $101.2 million and were $7.1 million, or 7.5%, higher than the corresponding quarter of 2013. The increase was principally due to an approximately $5 million increase in sales of Halloween-related product, including our Christy’s costumes line, and, to a lesser extent, an increase in sales of juvenile birthday product, driven by new licenses. Net sales of metallic balloons to domestic distributors and others totaled $23.8 million and were $4.5 million, or 23.3%, higher than in 2013 due to an approximately $3 million impact from new licenses, as well as improving helium supplies. Sales from our international operations and U.S. export sales totaled $87.6 million and were $16.1 million, or 22.5%, higher than the third quarter of 2013. The increase was principally due to higher sales of our Christy’s costumes, approximately $8 million, and increased sales of party goods to a large multi-national company which is located in the U.S, approximately $2 million. Additionally, foreign currency exchange positively impacted third quarter 2014 sales by approximately $3 million.

Intercompany sales to our retail affiliates were $211.4 million during the third quarter of 2014 and were $16.7 million or 8.6% higher than the corresponding period of 2013. The increase principally reflects sales growth at our retail operations and an approximately 4% increase in our wholesale share of shelf at our permanent domestic retail operations (including the impact of synergies associated with acquired iParty stores). Intercompany sales represented 49.9% of total wholesale sales during the third quarter of 2014, compared to 51.3% during the corresponding period of 2013. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the third quarter of 2014 were $4.0 million and were principally consistent with the corresponding quarter of 2013.

Gross Profit

Our total gross profit on net sales during the third quarter of 2014 was 34.2%, compared to 33.3% during the third quarter of 2013. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the third quarters of 2014 and 2013 by $0.6 million and $2.6 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the third quarters of 2014 and 2013 by $3.5 million and $5.7 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the third quarters of 2014 and 2013 by 70 basis points and 170 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,
	2014		2013
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$119,083	36.5%	$103,306	34.6%
Wholesale	65,063	30.6	57,596	31.1

Total	$184,146	34.2%	$160,902	33.3%

The gross profit on net sales at retail during the third quarters of 2014 and 2013 was 36.5% and 34.6%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the third quarters of 2014 and 2013 by 70 basis points and 180 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the third quarter of 2014 was higher than during the third quarter of 2013 principally due to the further leveraging of fixed occupancy costs and increased sales of product supplied by our wholesale operations. During the third quarter of 2014, our wholesale operations’ share of shelf at our domestic Party City stores (including stores acquired from iParty) and our domestic retail e-commerce operations (i.e., the percentage of total product costs included in cost of sales which relate to products supplied by our wholesale operations) was 69.2%.

The gross profit on net sales at wholesale during the third quarters of 2014 and 2013 was 30.6% and 31.1%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the third quarters of 2014 and 2013 by 90 basis points and 160 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the third quarter of 2014 was lower than during the third quarter of 2013 principally due to changes in sales mix, including higher international sales and increased royalties due to higher sales of licensed product.

Operating expenses

Wholesale selling expenses were $18.2 million during the third quarter of 2014 and $17.0 million during the third quarter of 2013. The $1.2 million or 7.1% increase was principally due to inflationary cost increases and unfavorable foreign currency exchange. Wholesale selling expenses were 8.6% and 9.2% of net wholesale sales during the third quarters of 2014 and 2013, respectively. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the third quarters of 2014 and 2013 by $1.8 million and $2.1 million, respectively.

Retail operating expenses during the third quarters of 2014 and 2013 were $95.6 million and $90.4 million, respectively. Retail operating expenses during 2014 were $5.2 million or 5.7% higher than in 2013. The increase was due to the operation of approximately 23 additional stores and, to a lesser extent, higher advertising costs, due to timing. Retail operating expenses were 29.3% and 30.3% of net retail sales during the third quarters of 2014 and 2013, respectively.

Franchise expenses during the third quarters of 2014 and 2013 were $3.5 million and $3.4 million, respectively.

General and administrative expenses during the third quarters of 2014 and 2013 were $37.1 million and $38.4 million, respectively. General and administrative expenses were $1.3 million, or 3.3%, lower than in 2013. The decrease principally reflects the elimination, in 2014, of approximately $2 million of iParty general and administrative costs, which were incurred during the third quarter of 2013, as part of the synergies related to the May 2013 acquisition. General and administrative expenses were 6.8% and 7.9% of total revenues during the third quarters of 2014 and 2013, respectively.

Art and development costs during the third quarters of 2014 and 2013 were $4.9 million and $4.8 million, respectively. The costs were 0.9% and 1.0% of total revenues during the third quarters of 2014 and 2013, respectively.

Interest expense, net

Interest expense, net, totaled $39.2 million during the third quarter of 2014, compared to $37.9 million during the third quarter of 2013. The increase was principally due to the impact of the August 2013 issuance of the $350 million Senior PIK Toggle Notes (“Nextco Notes”) being partially offset by the February 2014 amendment of the New Term Loan Credit Agreement, which lowered the interest rate by 25 basis points (see Note 11 to Item 1. for further discussion).

Other (income) expense, net

Other income, net, was $0.1 million during the three months ended September 30, 2014. Other expense, net, was $1.5 million during the third quarter of 2013.

During the third quarter of 2014, we received $0.9 million of business interruption insurance proceeds related to the impact of Superstorm Sandy in 2012 and recorded the amount in other income, net.

Income tax expense

As PC Nextco Holdings, LLC is a limited liability company, it is not a taxable entity and it does not record an income tax provision for activity at PC Nextco Holdings, LLC. Therefore, the income tax expense/benefit in the consolidated financial statements of PC Nextco is equal to the income tax expense/benefit of PC Nextco’s consolidated subsidiaries. The income tax benefit for activity at PC Nextco Holdings, LLC, which principally relates to the Nextco Notes, flows to PC Nextco’s parent and single member, Party City Holdco. The amount of such benefit during the three months ended September 30, 2014 and September 30, 2013 was $3.4 million and $2.0 million, respectively. The variance is due to the fact that the Nextco Notes were issued in August 2013.

Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
	(Dollars in thousands)
Revenues:
Net sales	$1,455,073	99.2%	$1,323,216	99.1%
Royalties and franchise fees	12,149	0.8	11,961	0.9

Total revenues	1,467,222	100.0	1,335,177	100.0

Expenses:
Cost of sales	933,424	63.6	877,258	65.7
Wholesale selling expenses	54,870	3.8	51,091	3.8
Retail operating expenses	261,524	17.8	245,252	18.4
Franchise expenses	10,333	0.7	9,872	0.7
General and administrative expenses	107,587	7.3	107,718	8.1
Art and development costs	14,495	1.0	14,480	1.1

Total expenses	1,382,233	94.2	1,305,671	97.8

Income from operations	84,989	5.8	29,506	2.2

Interest expense, net	117,103	8.0	103,561	7.7
Other expense, net	4,435	0.3	15,991	1.2

Loss before income taxes	(36,549)	(2.5)	(90,046)	(6.7)

Income tax benefit	(4,228)	(0.3)	(34,437)	(2.5)

Net loss	(32,321)	(2.2)	(55,609)	(4.2)
Less: net income attributable to noncontrolling interests	0	0.0	224	0.0

Net loss attributable to PC Nextco Holdings, LLC	$(32,321)	(2.2%)	$(55,833)	(4.2%)

Revenues

Total revenues for the nine months ended September 30, 2014 were $1,467.2 million and were $132.0 million or 9.9% higher than the corresponding period of 2013. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$912,261	62.2%	$808,834	60.6%
Eliminations	(425,289)	(29.0)%	(364,966)	(27.4)%

Net wholesale	486,972	33.2%	443,868	33.2%
Retail	968,101	66.0%	879,348	65.9%

Total net sales	1,455,073	99.2%	1,323,216	99.1%
Royalties and franchise fees	12,149	0.8%	11,961	0.9%

Total revenues	$1,467,222	100.0%	$1,335,177	100.0%

Retail

Retail net sales during the nine months ended September 30, 2014 were $968.1 million and increased $88.8 million or 10.1% compared to the corresponding period of 2013. Retail net sales at our Party City stores (including iParty stores acquired during May 2013) totaled $870.8 million and were $74.0 million or 9.3% higher than the corresponding period of 2013. The May 2013 acquisition and subsequent rebranding and remerchandising of iParty stores as Party City stores increased sales during the nine months by $25.6 million over the first nine months of 2013 (including the impact of positive same-store sales from May 2014 to September 2014). In addition to the acquisition of iParty and the positive same-store sales noted below, the increase in sales at our Party City stores also reflects the operation of 23 additional stores during 2014 as, excluding the impact of the iParty acquisition, 26 stores were opened, six stores were acquired and nine stores were closed during the twelve months ended September 30, 2014. Our global retail e-commerce sales totaled $91.7 million during the first nine months of 2014 and were $16.2 million or 21.5% higher than 2013. Same-store sales for the Party City brand (including domestic and Canadian retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 4.7% during the first nine months of 2014 due to a 4.3% increase in average transaction dollar size and a 0.4% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 4.1% due to a 3.9% increase in average transaction dollar size and a 0.2% increase in transaction count. Retail e-commerce sales included in our brand comp increased by 11.9% due to a 6.0% increase in average transaction dollar size and a 5.9% increase in transaction count. Net sales at our temporary Halloween City stores were $5.6 million during the first nine months of 2014 and were principally consistent with 2013. Retail net sales were negatively impacted by $1.3 million compared to the corresponding period of 2013 due to the closure, prior to March 31, 2014, of our remaining outlet stores.

Wholesale

Wholesale net sales during the first nine months of 2014 totaled $487.0 million and were $43.1 million or 9.7% higher than the corresponding period of 2013. During the period, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $233.1 million and were $9.2 million, or 4.1%, higher than the corresponding period of 2013. The sales for the first nine months of 2013 benefitted from approximately $4 million of sales to iParty prior to our acquisition of iParty in May 2013. As a result of the acquisition, sales to iParty are now excluded as intercompany sales. Excluding the impact of iParty, sales to domestic party goods retailers and distributors increased by approximately $13 million versus the first nine months of 2013 principally due to an approximately $6 million increase in sales of juvenile birthday product, driven by new licenses, and an approximately $6 million increase in sales of Halloween-related product, including our Christy’s costumes line. Net sales of metallic balloons to domestic distributors and others totaled $67.4 million and were $9.2 million or 15.8% higher than in 2013 as an approximately $7 million impact from new licenses, and the impact of improving helium supplies, were partially offset by a shift of approximately $2 million of Valentine’s Day sales into December 2013 (the corresponding sales shipped in January 2013 during the prior Valentine’s Day selling season). Sales from our international operations and U.S. export sales totaled $186.5 million and were $24.7 million, or 15.3%, higher than the first nine months of 2013. The increase was principally due to higher sales of our Christy’s costumes, approximately $10 million, and increased sales of party goods to a large multi-national company which is located in the U.S, approximately $7 million. Additionally, foreign currency exchange positively impacted 2014 sales by approximately $5 million.

Intercompany sales to our retail affiliates were $425.3 million during the first nine months of 2014 and were $60.3 million or 16.5% higher than the corresponding period of 2013. The increase was primarily due to sales growth at our retail operations and an approximately 2% increase in our wholesale share of shelf at our retail operations (including the impact of synergies associated with acquired iParty stores). Intercompany sales represented 46.6% of total wholesale sales during the first nine months of 2014, compared to 45.1% during the corresponding period of 2013. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the nine months ended September 30, 2014 were $12.1 million and were principally consistent with the corresponding period of 2013.

Gross Profit

Our total gross profit on net sales during the first nine months of 2014 was 35.9%, compared to 33.7% during the corresponding period of 2013. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the nine month period ended September 30, 2014 and the corresponding period of 2013 by $3.4 million and $22.0 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the nine month periods ended September 30, 2014 and 2013 by $11.9 million and $21.2 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the first nine months of 2014 and 2013 by 100 basis points and 330 basis points, respectively.

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2014 and September 30, 2013.

	Nine Months Ended September 30,
	2014		2013
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$368,094	38.0%	$313,875	35.7%
Wholesale	153,555	31.5	132,083	29.8

Total	$521,649	35.9%	$445,958	33.7%

The gross profit on net sales at retail during the nine months ended September 30, 2014 and 2013 was 38.0% and 35.7%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the first nine months of 2014 and 2013 by 100 basis points and 350 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the first nine months of 2014 was slightly lower than during 2013 as changes in product mix was mostly offset by further leveraging of fixed occupancy costs and increased sales of product supplied by our wholesale operations. During the nine months ended September 30, 2014, our wholesale operations’ share of shelf at our domestic Party City stores (including stores acquired from iParty) and our domestic retail e-commerce operations (i.e., the percentage of total product costs included in cost of sales which relate to products supplied by our wholesale operations) was 68.5%.

The gross profit on net sales at wholesale during the nine months ended September 30, 2014 and 2013 was 31.5% and 29.8%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the first nine months of 2014 and 2013 by 130 basis points and 270 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the nine months ended September 30, 2014 was slightly higher than during the corresponding period of 2013 principally due to the leveraging of fixed distribution and manufacturing costs, partially offset by changes in sales mix, including higher international sales and increased royalties due to higher sales of licensed product.

Operating expenses

Wholesale selling expenses were $54.9 million during the nine months ended September 30, 2014 and $51.1 million during the corresponding period of 2013. The $3.8 million or 7.4% increase was principally due to inflationary cost increases and unfavorable foreign currency exchange. Wholesale selling expenses were 11.3% and 11.5% of net wholesale sales during 2014 and 2013, respectively. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the nine months ended September 30, 2014 and 2013 by $5.4 million and $6.5 million, respectively.

Retail operating expenses during the first nine months of 2014 and 2013 were $261.5 million and $245.3 million, respectively. Retail operating expenses during 2014 were $16.3 million or 6.6% higher than in 2013. Approximately $9 million of the increase was due to the May 2013 acquisition of iParty and the March 2013 acquisition of Party Delights. The remainder of the increase was due to the operation of approximately 23 additional stores and inflationary cost increases, which were partially offset by lower advertising costs, due to timing. Retail operating expenses were 27.0% and 27.9% of net retail sales during the first nine months of 2014 and 2013, respectively.

Franchise expenses during the first nine months of 2014 and 2013 were $10.3 million and $9.9 million, respectively.

General and administrative expenses during the nine months ended September 30, 2014 and 2013 were $107.6 million and $107.7 million, respectively. Inflationary cost increases and the impact of general and administrative costs at Party Delights, which was acquired in March 2013, were offset by the elimination, in 2014, of approximately $4 million of iParty general and administrative costs, which were incurred during the first nine months of 2013, as part of the synergies related to the May 2013 acquisition. General and administrative expenses were 7.3% and 8.1% of total revenues during the first nine months of 2014 and 2013, respectively.

Art and development costs totaled $14.5 million during both the nine months ended September 30, 2014 and the nine months ended September 30, 2013. The costs were 1.0% and 1.1% of total revenues during 2014 and 2013, respectively.

Interest expense, net

Interest expense, net, totaled $117.1 million during the nine months ended September 30, 2014, compared to $103.6 million during the corresponding period of 2013. The increase was principally due to the August 2013 issuance of the $350 million Senior PIK Toggle Notes (“Nextco Notes”). Such impact was partially offset by the February 2013 and February 2014 amendments of the New Term Loan Credit Agreement, which lowered the interest rate by 150 basis points and 25 basis points, respectively.

Other expense, net

Other expense, net, was $4.4 million during the nine months ended September 30, 2014, compared to $16.0 million during the same period of 2013.

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

During the first nine months of 2014, we received $4.6 million of business interruption insurance proceeds related to the impact of Superstorm Sandy in 2012 and recorded the amount in other expense, net.

Additionally, during February 2013, we amended the New Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, we wrote-off $2.3 million of the net original issuance discount that existed as of the time of the amendment. Also in conjunction with the refinancing, we expensed $2.5 million of a call premium and $1.6 million of banker and legal fees.

Income tax expense

As PC Nextco Holdings, LLC is a limited liability company, it is not a taxable entity and it does not record an income tax provision for activity at PC Nextco Holdings, LLC. Therefore, the income tax expense/benefit in the consolidated financial statements of PC Nextco is equal to the income tax expense/benefit of PC Nextco’s consolidated subsidiaries. The income tax benefit for activity at PC Nextco Holdings, LLC, which principally relates to the Nextco Notes, flows to PC Nextco’s parent and single member, Party City Holdco. The amount of such benefit during the nine months ended September 30, 2014 and September 30, 2013 was $9.5 million and $2.0 million, respectively. The variance is due to the fact that the Nextco Notes were issued in August 2013.

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
(Dollars in thousands)
Net loss	$(8,842)	$(15,984)	$(32,321)	$(55,609)
Interest expense, net	39,218	37,887	117,103	103,561
Income taxes	(1,482)	(12,676)	(4,228)	(34,437)
Depreciation and amortization	20,144	22,604	60,995	70,960

EBITDA	49,038	31,831	141,549	84,475
Non-cash purchase accounting adjustments (a)	550	2,616	3,356	21,979
Management fee	839	750	2,517	2,250
Restructuring, retention and severance	385	843	2,559	2,840
Refinancing charges (b)	—	—	4,396	12,295
Deferred rent	5,114	3,739	11,676	11,706
Closed store expense	125	494	1,273	913
Foreign currency (gains) losses	(15)	645	1,388	(269)
Business interruption (c)	—	—	(2,476)	1,000
Equity based compensation	396	387	1,187	1,741
Undistributed loss in unconsolidated joint venture	374	292	846	311
Corporate development expenses	128	1,491	401	4,606
Other	27	701	2,417	2,059

Adjusted EBITDA	$56,961	$43,789	$171,089	$145,906

(a)	As a result of the Transaction (see Note 3 of the condensed consolidated financial statements included in Item 1), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. Such adjustment increased cost of sales as the related inventory was sold.
(b)	During February 2013, the Company amended the New Term Loan Credit Agreement and recorded $12,295 of expense in its condensed consolidated financial statements. Additionally, during February 2014, the Company amended the New Term Loan Credit Agreement again and recorded $4,396 of expense. See the notes to the condensed consolidated financial statements in Item 1 for further discussion.
(c)	During October 2012, the Company’s operations were negatively impacted by Superstorm Sandy and the Company pursued business interruption insurance proceeds. During the fourth quarter of 2012 and the second quarter of 2013, the Company increased Adjusted EBITDA by $2,000 and $1,000, respectively, to reflect its best estimate of the expected business interruption proceeds yet to be reflected in the consolidated statement of operations and comprehensive loss. During the fourth quarter of 2013 and the first nine months of 2014, the Company received business interruption proceeds of $500 and $4,591, respectively, and recognized those amounts in its consolidated statements of operations and comprehensive loss. To the extent that estimated proceeds were previously included in Adjusted EBITDA, the Company reduced Adjusted EBITDA for the fourth quarter of 2013 and the first nine months of 2014.

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

Cash Flow

Net cash used in operating activities totaled $112.8 million and $63.3 million during the nine months ended September 30, 2014 and 2013, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $52.1 million during the first nine months of 2014, compared to $32.9 million during 2013, with the variance principally attributable to the increased profitability during 2014. Changes in operating assets and liabilities during the first nine months of 2014 and 2013 resulted in the use of cash of $164.9 million and $96.2 million, respectively, due to the seasonal Halloween working capital build. The Halloween working capital build was greater during the first nine months of 2014 than during the corresponding period of 2013 as an increase in inventory levels was driven by the impact of additional stores and new programs, as well as the earlier receipt of certain Halloween inventories and the anticipation of greater Halloween sales.

Net cash used in investing activities totaled $54.1 million during the nine months ended September 30, 2014, as compared to $90.6 million during the nine months ended September 30, 2013. Investing activities during 2013 included $48.6 million paid in connection with the acquisitions of iParty and Party Delights. Capital expenditures during the nine months ended September 30, 2014 and 2013 were $52.9 million and $42.1 million, respectively. Retail capital expenditures totaled $37.7 million during 2014 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $15.2 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $170.9 million during the nine months ended September 30, 2014, as compared to $162.9 million during the corresponding period of 2013. During both February 2014 and February 2013, the Company amended the New Term Loan Credit Agreement. As all term loans outstanding at the time of the amendments were replaced with new term loans for the same principal amount, the Company included the total principal amounts, $1,111.0 million and $1,122.2 million, respectively, in both the repayment of loans, notes payable and long-term obligations and the proceeds from loans, notes payable and long-term obligations. Additionally, during the first nine months of 2013, the Company issued the Nextco Notes and used the proceeds, net of expenses, to pay a dividend to its shareholders. Excluding the impact of the issuance of the Nextco Notes, net borrowings during 2014 were $6.8 million greater than during the corresponding period of 2013 as interest payments on the Nextco Notes, the increased cash used in operating activities and the higher capital expenditures were substantially offset by the funding of the iParty and Party Delights acquisitions during 2013.

At September 30, 2014, we had $165.3 million of excess availability under the New ABL Facility, after considering borrowing base restrictions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended September 30, 2014 and 2013, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $6.3 million and $6.6 million, respectively. The income (loss) before income taxes for the three months ended September 30, 2014 and 2013 would also have been impacted by the same amounts. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the nine months ended September 30, 2014 and 2013, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $18.6 million and $19.0 million, respectively. The income (loss) before income taxes for the nine months ended September 30, 2014 and 2013 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $2.7 million and $2.2 million during the three months ended September 30, 2014 and 2013, respectively. The income (loss) before income taxes would have also been impacted by the same amounts. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $7.6 million and $6.2 million during the nine months ended September 30, 2014 and 2013, respectively. The income (loss) before income taxes would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels.

Item 4. Controls and Procedures

PC Nextco Holdings, LLC:

We have carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Act”)) as of September 30, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Act. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PC Nextco Finance, Inc.:

We have carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Act”)) as of September 30, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Act. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of President (Principal Executive Officer) of PC Nextco Holdings, LLC pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) of PC Nextco Holdings, LLC pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of President (Principal Executive Officer) of PC Nextco Finance, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer (Principal Financial Officer) of PC Nextco Finance, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of PC Nextco Holdings, LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of PC Nextco Finance, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended September 30, 2014 and September 30, 2013; (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine month periods ended September 30, 2014 and September 30, 2013; (iv) the Condensed Consolidated Statement of Member’s Equity for the nine month period ended September 30, 2014 and (v) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and September 30, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC NEXTCO HOLDINGS, LLC
		By:	Party City Holdco Inc.
		Its:	Sole Member

	By:	/s/ Michael A. Correale

Michael A. Correale
Chief Financial Officer
Date: November 12, 2014		(on behalf of the registrant and as principal financial and accounting officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC NEXTCO FINANCE, INC.

	By:	/s/ Michael A. Correale

Michael A. Correale
Chief Financial Officer
Date: November 12, 2014		(on behalf of the registrant and as principal financial and accounting officer)